Form 10-K
period 2019-12-31
Morgan Stanley Capital I Trust 2017-H1
filed 2020-03-30
CIK 1705163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties to the proceeding are engaging in dispositive motion practice. There can be no assurances as to possible impact on CWCAM of these rulings and the transfer to the SDNY Court. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.  This matter was settled and the case dismissed on May 15, 2019.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit. CWCAM intends to vigorously contest each of the remaining claims.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  LNR Partners, LLC, as Special Servicer

33.5  Trimont Real Estate Advisors, LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

33.8  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

33.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.17  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.18  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.19  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.20  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.21  Wells Fargo Bank, National Association, as Master Servicer under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.22  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.23  National Tax Search, LLC, as Servicing Function Participant under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.24  CWCapital Asset Management LLC, as Special Servicer under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

33.25  CWCapital Asset Management LLC, as Special Servicer under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.24)

33.26  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.28  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.29  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.30  Wells Fargo Bank, National Association, as Custodian under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.32  Wells Fargo Bank, National Association, as Custodian under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  LNR Partners, LLC, as Special Servicer

34.5  Trimont Real Estate Advisors, LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

34.8  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

34.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.17  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.18  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.19  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.20  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.21  Wells Fargo Bank, National Association, as Master Servicer under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.22  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.23  National Tax Search, LLC, as Servicing Function Participant under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.24  CWCapital Asset Management LLC, as Special Servicer under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

34.25  CWCapital Asset Management LLC, as Special Servicer under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.24)

34.26  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.28  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.29  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.30  Wells Fargo Bank, National Association, as Custodian under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.32  Wells Fargo Bank, National Association, as Custodian under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19)  (see Exhibit 35.5)

35.11  CWCapital Asset Management LLC, as Special Servicer under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19)

35.12  CWCapital Asset Management LLC, as Special Servicer under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.11)

35.13  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 35.4)

35.14  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK5 securitization, pursuant to which the following mortgage loans were serviced by such party: Market Street - The Woodlands (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-RB1 securitization, pursuant to which the following mortgage loans were serviced by such party: 123 William Street (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2017-C33 securitization, pursuant to which the following mortgage loans were serviced by such party: Hyatt Regency Austin (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.17  Wells Fargo Bank, National Association, as Custodian under the GSMS 2014-GC22 securitization, pursuant to which the following mortgage loans were serviced by such party: Selig Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.18  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C39 securitization, pursuant to which the following mortgage loans were serviced by such party: Crowne Plaza JFK (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.19  Wells Fargo Bank, National Association, as Custodian under the CFCRE 2017-C8 securitization, pursuant to which the following mortgage loans were serviced by such party: Atlanta and Anchorage Hotel Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated May 24, 2017, between Morgan Stanley Capital I Inc. and Barclays Bank PLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 8, 2017 under SEC File No. 333-206582-10 and incorporated by reference herein).

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

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2020